Form 10-Q
period 1994-06-30
CABLE TV FUND 11-D LTD
filed 1994-08-10
CIK 741124

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

                        Commission File Number:  0-13171

                           CABLE TV FUND 11-D, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-0917842
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                               No
     -----                                                                 -----

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 June 30,              December 31,
                                                                                   1994                    1993
                                                                               ------------            ------------
                            ASSETS
                            ------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE:                                  $  2,414,410            $  2,324,240
                                                                               ============            ============

                 PARTNERS' CAPITAL (DEFICIT)
                 ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner-
   Contributed capital                                                                1,000                   1,000
   Distributions                                                                 (8,005,517)             (8,005,517)
   Accumulated earnings                                                           7,826,759               7,825,857
                                                                               ------------            ------------

                                                                                   (177,758)               (178,660)
                                                                               ------------            ------------

  Limited Partners-
    Net contributed capital (50,000 units outstanding
       at June 30, 1994 and December 31, 1993)                                   21,598,038              21,598,038
    Distributions                                                               (49,016,548)            (49,016,548)
    Accumulated earnings                                                         30,010,678              29,921,410
                                                                               ------------            ------------

                                                                                  2,592,168               2,502,900
                                                                               ------------            ------------

                 Total partners' capital (deficit)                             $  2,414,410            $  2,324,240
                                                                               ============            ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended         For the Six Months Ended
                                                                June 30,                         June 30,
                                                      --------------------------         ------------------------

                                                          1994           1993              1994           1993
                                                        -------        --------          -------         -------
EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                                         $42,864        $(17,581)         $90,170         $41,114
                                                        -------        --------          -------         -------

NET INCOME (LOSS)                                       $42,864        $(17,581)         $90,170         $41,114
                                                        =======        ========          =======         =======

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                       $   429        $   (176)         $   902         $   411
                                                        =======        ========          =======         =======

  Limited Partners                                      $42,435        $(17,405)         $89,268         $40,703
                                                        =======        ========          =======         =======

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                      $   .85        $   (.35)         $  1.79         $   .81
                                                        =======        ========          =======         =======

WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                                        50,000          50,000           50,000          50,000
                                                        =======        ========          =======         =======


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months Ended
                                                                                      June 30,
                                                                           ---------------------------

                                                                              1994             1993
                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   90,170       $   41,114
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in net income of cable television
      joint venture                                                           (90,170)         (41,114)
                                                                           ----------       ----------

Net cash provided by operating activities                                        -                -
                                                                           ----------       ----------

Cash, beginning of period                                                        -                -
                                                                           ----------       ----------

Cash, end of period                                                        $     -          $     -
                                                                           ==========       ==========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-D (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and Cable TV Joint Fund 11 (the "Venture"), in which the Partnership holds a 47 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises.
The Partnership owns no properties directly, and it holds cable television systems only through its investment in the Venture. Management fees paid by the Venture and attributable to the Partnership for the three and six month periods ended June 30, 1994 (reflecting the Partnership's 47 percent interest in the Venture) were $19,307 and $38,325, respectively, as compared to $19,425 and $38,601, respectively, for the similar 1993 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based upon revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1994 (reflecting the Partnership's 47 percent interest in the Venture) were $31,018 and $63,394, respectively, as compared to $29,614 and $57,871, respectively, for the similar 1993 periods.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by year end. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

(4)      Financial information regarding the Venture is presented below.


                            UNAUDITED BALANCE SHEETS


                                                                                 June 30,               December 31,
                                                                                   1994                     1993
                                                                              -------------           ---------------
Cash and accounts receivable                                                  $   2,211,965           $    1,891,454

Investment in cable television properties                                         2,807,438                2,866,705

Other assets                                                                      1,855,863                1,851,983
                                                                              -------------           --------------

         Total assets                                                         $   6,875,266           $    6,610,142
                                                                              =============           ==============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                          $      15,596           $       20,129

Payables and accrued liabilities                                                    442,705                  365,349

Partners' contributed capital                                                    45,000,000               45,000,000

Distributions                                                                  (118,914,493)            (118,914,493)

Accumulated earnings                                                             80,331,458               80,139,157
                                                                              -------------           --------------

         Total liabilities and partners' capital                              $   6,875,266           $    6,610,142
                                                                              =============           ==============

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended       For the Six Months Ended
                                                                  June 30,                       June 30,
                                                        --------------------------     ----------------------------

                                                           1994             1993          1994             1993
                                                        ---------        ---------     ----------        ----------
Revenues                                                $ 823,499        $ 828,536     $1,634,657        $1,646,461

Operating, general and administrative expenses           (501,203)        (484,224)      (982,690)         (963,494)

Management fees and allocated overhead from
  Jones Intercable, Inc.                                 (107,325)        (104,583)      (216,930)         (205,741)

Depreciation and amortization                            (129,566)        (128,032)      (260,056)         (256,149)
                                                        ---------        ---------     ----------        ----------

Operating income                                           85,405          111,697        174,981           221,077

Interest expense                                           (6,169)          (1,992)       (10,466)           (3,745)

Interest income                                            20,087           27,567         35,562            55,897

Other, net                                                 (7,909)        (174,765)        (7,776)         (185,546)
                                                        ---------        ---------     ----------        ----------

         Net income (loss)                              $  91,414        $ (37,493)    $  192,301        $   87,683
                                                        =========        =========     ==========        ==========


         Management fees paid to the General Partner by the Venture totalled $41,175 and $81,733 for the three and six months ended June 30, 1994, respectively, and $41,427 and $82,323 for the three and six month periods ended June 30, 1993, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $66,150 and $135,197 for the three and six month periods ended June 30, 1994, respectively, and $63,156 and $123,418 for the three and six month periods ended June 30, 1993, respectively.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION


         The Partnership owns an approximate 47 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment has increased by $90,170. This increase represents the Partnership's proportionate share of net ncome generated by the Venture during the first six months of 1994.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by year end. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

         During the first six months of 1994, the Venture expended approximately $201,000 for capital expenditures in the Manitowoc System. These expenditures were used for various projects to maintain the value of the system. These expenditures were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $100,000. These expenditures will be for various projects to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at June 30, 1994.

         Subject to regulatory matters discussed below, the Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Manitowoc System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however; the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers. To the extent such reductions are not mitigated, the value of the Manitowoc System, which is calculated based on cash flow, could be adversely impacted.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with regard to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, as long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         The Venture complied with the new benchmark regulations and reduced rates in the Manitowoc System. The annualized reduction of operating income before depreciation and amortization is $250,000, or approximately 10 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Venture, no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.


                             RESULTS OF OPERATIONS

         All of the Partnership's operations are generated through its approximate 47 percent interest in the Venture. Revenues of the Venture decreased $5,037, or approximately 1 percent, from $823,536 for the three month period ended June 30, 1993 to $823,499 for the comparable 1994 period.
Revenues decreased $11,804, or approximately 1 percent, from $1,646,461 for the six month period ended June 30, 1993 to $1,634,657 for the comparable 1994 period. Revenues decreased due to the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993, with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which when implemented on July 14, 1994, reduced rates further. See regulation and legislation discussion above. The decrease in revenues was offset, in part, by an increase in basic subscribers of approximately 5 percent. Basic subscribers totalled 10,123 at June 30, 1994, compared to 9,634 at June 30, 1993. No other individual factor contributed significantly to the increase in revenues.

         Operating, general and administrative expense increased $16,979, or approximately 4 percent, from $484,224 for the three month period ended June 30, 1993 to $501,203 for the comparable 1994 period. Operating, general and administrative expense increased $19,196, or approximately 2 percent, from $963,494 for the six month period ended June 30, 1993 to $982,690 for the comparable 1994 period. Operating, general and administrative expense represented 58 percent and 59 percent, respectively, of revenues for the three and six months periods of 1993 and 61 percent and 60 percent, respectively, for the comparable 1994 periods. The increases in operating, general and administrative expense for the three and six month periods were due to increases in programming fees, personnel related costs and office related costs which were partially offset by decreases in plant maintenance costs, advertising sales expense and copyright fees. No other individual factor significantly affected the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $2,742 or approximately 3 percent, from $104,583 for the three month period ended June 30, 1993 to $107,325 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $11,189, or approximately 5 percent, from $205,741 for the six month period ended June 30, 1993 to $216,930 for the comparable 1994 period. The increase for the three and six month periods was due to an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense increased $1,534, or approximately 1 percent, from $128,032 for the three month period ended June 30, 1993 to $129,566 for the comparable 1994 period. Depreciation and amortization expense increased $3,907, or approximately 2 percent, from $256,149 for the six month period ended June 30, 1993 to $260,056 for the comparable 1994 period. The increase for the three and six month periods were due to capital additions in 1993.

         Operating income decreased $26,292, or approximately 24 percent, from $111,697, for the three month period ended June 30, 1993 compared to $85,405 for the comparable 1994 period. Operating income decreased $46,096, or approximately 21 percent, from $221,077 for the six month period ended June 30, 1993 to $174,981 for the comparable 1994 period. The decreases for the three and six months periods was due to the decrease in revenues as well as the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization decreased $24,758, or approximately 10 percent, from $239,729 for the three month period ended June 30, 1994 compared to $214,971 for the comparable 1994 period. Operating income before depreciation and amortization decreased $42,189, or approximately 9 percent, from $477,226 for the six month period ended June 30, 1993 compared to $435,037 for the comparable 1994 period. The decreases for both periods are due to the decrease in revenues as well as the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings;
(c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense for the Venture increased $4,177 from $1,992 for the three month period ended June 30, 1993 to $6,169 for the comparable 1994 period. Interest expense for the Venture increased $6,721 from $3,745 for the six month period ended June 30, 1993 to $ 10,466 for the comparable 1994. The Venture incurred no costs associated with the litigation with the City of Manitowoc during the first six months of 1994 compared to $186,000 in 1993. The Venture recognized net loss of $37,493 for the three month period ended June 30, 1993 compared to net income of $91,414 for the comparable 1994 period due primarily to the litigation costs incurred in the three month period ended June 30, 1993. Net income of the Venture increased $33,494, or approximately 38 percent from $87,683 for the six month period ended June 30, 1993 to $121,177 for the comparable 1994 period due primarily to the litigation costs incurred in the six month period ended June 30, 1993.

                          PART II - OTHER INFORMATION

NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CABLE TV FUND 11-D
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /s/ KEVIN P.  COYLE
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  August 10, 1994