Form 10-Q
period 1994-09-30
CABLE TV FUND 11-D LTD
filed 1994-11-09
CIK 741124

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to______________

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
     ---                                                                  ---

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              September 30,            December 31,
                          ASSETS                                                  1994                    1993
                          ------                                            ----------------         ---------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE                                $     2,455,531          $     2,324,240
                                                                            ===============          ===============

    PARTNERS' CAPITAL (DEFICIT)
    ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     $         1,000          $         1,000
    Distributions                                                                (8,005,517)              (8,005,517)
    Accumulated earnings                                                          7,827,170                7,825,857
                                                                            ---------------          ---------------

                                                                                   (177,347)                (178,660)
                                                                            ---------------          ---------------

  Limited Partners-
    Net contributed capital (50,000 units outstanding
      at September 30, 1994 and December 31, 1993)                               21,598,038               21,598,038
    Distributions                                                               (49,016,548)             (49,016,548)
    Accumulated earnings                                                         30,051,388               29,921,410
                                                                            ---------------          ---------------

                                                                                  2,632,878                2,502,900
                                                                            ---------------          ---------------

                 Total partners' capital (deficit)                          $     2,455,531          $     2,324,240
                                                                            ===============          ===============



            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended           For the Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------        --------------------------

                                                   1994                1993              1994            1993
                                                -----------         ----------        -----------     ----------
EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE                                  $ 41,121           $  37,696          $ 131,291      $ 78,810
                                                 --------           ---------          ---------      --------

NET INCOME                                       $ 41,121           $  37,696          $ 131,291      $ 78,810
                                                 ========           =========          =========      ========

ALLOCATION OF NET INCOME:
  General Partner                                $    411           $     377          $   1,313      $    788
                                                 ========           =========          =========      ========

  Limited Partners                               $ 40,710           $  37,319          $ 129,978      $ 78,022
                                                 ========           =========          =========      ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                               $    .81           $     .75          $    2.60      $   1.56
                                                 ========           =========          =========      ========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                50,000              50,000             50,000        50,000
                                                 ========           =========          =========      ========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               ---------------------------------
                                                                                 1994                   1993
                                                                               ---------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 131,291             $    78,810
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in net income of cable television
      joint venture                                                             (131,291)                (78,810)
                                                                               ---------             -----------

             Net cash provided by operating activities                            -                        -
                                                                               ---------             -----------

Cash, beginning of period                                                         -                        -
                                                                               ---------             -----------

Cash, end of period                                                            $  -                  $     -
                                                                               =========             ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-D (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and Cable TV Joint Fund 11 (the "Venture"), in which the Partnership holds a 47 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises.
The Partnership owns no properties directly, and it holds cable television systems only through its investment in the Venture. Management fees paid by the Venture and attributable to the Partnership for the three and nine month periods ended September 30, 1994 (reflecting the Partnership's 47 percent interest in the Venture) were $19,151 and $57,476, respectively, as compared to $19,315 and $57,916, respectively, for the similar 1993 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based upon revenues and/or the cost of partnership assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc., is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 (reflecting the Partnership's 47 percent interest in the Venture) were $29,198 and $92,592, respectively, as compared to $26,360 and $84,230, respectively, for the similar 1993 periods.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by early 1995. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

(4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                                  September 30,          December 31,
                          ASSETS                                                       1994                  1993
                          ------                                               -------------------    ------------------
Cash and accounts receivable                                                  $      2,535,874        $     1,891,454

Investment in cable television properties                                            2,749,050              2,866,705

Other assets                                                                         1,853,073              1,851,983
                                                                              ----------------        ---------------

                 Total assets                                                 $      7,137,997        $     6,610,142
                                                                              ================        ===============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                          $         11,494        $        20,129

Payables and accrued liabilities                                                       621,842                365,349

Partners' contributed capital                                                       45,000,000             45,000,000

Distributions                                                                     (118,914,493)          (118,914,493)

Accumulated earnings                                                                80,419,154             80,139,157
                                                                              ----------------        ---------------

                 Total liabilities and partners' capital                      $      7,137,997        $     6,610,142
                                                                              ================        ===============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                            For the Three Months Ended                  For the Nine Months Ended
                                                    September 30,                            September 30,
                                           -----------------------------              -----------------------------

                                              1994              1993                      1994             1993
                                           ----------         ---------               ------------     ------------
Revenues                                   $ 816,871         $ 823,842                $ 2,451,528      $ 2,470,303

Operating, general and
  administrative expenses                   (513,846)         (489,256)                (1,496,536)      (1,452,750)
Management fees and
  allocated overhead from
  Jones Intercable, Inc.                    (103,112)          (97,408)                  (320,042)        (303,149)
Depreciation and amortization               (129,611)         (130,505)                  (389,667)        (386,654)
                                           ---------         ---------                -----------      -----------

Operating income                              70,302           106,673                    245,283          327,750

Interest expense                              (1,186)           (2,478)                   (11,652)          (6,223)
Interest income                               18,408            26,969                     53,970           82,866
Other, net                                       172           (50,773)                    (7,604)        (236,319)
                                           ---------         ---------                -----------      -----------

             Net income                    $  87,696         $  80,391                $   279,997      $   168,074
                                           =========         =========                ===========      ===========

         Management fees paid to the General Partner by the Venture totalled $40,843 and $122,576 for the three and nine month periods ended September 30, 1994, respectively, and $41,192 and $123,515 for the three and nine month periods ended September 30, 1993, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $62,269 and $197,466 for the three and nine month periods ended September 30, 1994, respectively, and $56,216 and $179,634 for the three and nine month periods ended September 30, 1993, respectively.

                               CABLE TV FUND 11-D
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION


         The Partnership owns an approximate 47 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment has increased by $131,291. This increase represents the Partnership's proportionate share of net income generated by the Venture during the first nine months of 1994.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by early 1995. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

         During the first nine months of 1994, the Venture expended approximately $272,000 for capital expenditures in the Manitowoc System. These expenditures were used for various projects to maintain the value of the system. These expenditures were funded by cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $78,000. These expenditures will relate to various projects to maintain the value of the system. It is expected that these capital expenditures will be funded by cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at September 30, 1994.

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

         In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however; the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate these reductions primarily through (a) new service offerings in some systems,
(b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with regard to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, as long as they made no change in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation the General Partner concluded that the Venture should comply with the benchmark regulations. The Venture complied with the new benchmark regulations and further reduced rates in the Manitowoc System. The annualized reduction of operating income before depreciation and amortization is approximately $250,000, or 10 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions. To the extent such reductions are not mitigated, the value of the Manitowoc System, which is calculated based on cash flow, could be adversely impacted.

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

                             RESULTS OF OPERATIONS

         All of the Partnership's operations are generated through its approximate 47 percent interest in the Venture. Revenues in the Manitowoc System decreased $6,971, or approximately 1 percent, from $823,842 for the three month period ended September 30, 1993 to $816,871 for the comparable 1994 period. Revenues in the Manitowoc System decreased $18,775, or approximately 1 percent, from $2,470,303 for the nine month period ended September 30, 1993 to $2,451,528 for the comparable 1994 period. Revenues decreased due to the reduction in basic rates due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. See Regulation and Legislation discussion above. The decrease in revenues was offset, in part, by an increase in basic subscribers of approximately 7 percent and an increase in pay subscribers of approximately 25 percent. Basic subscribers totalled 10,300 at September 30, 1994 compared to 9,668 at September 30, 1993 and pay subscribers totalled 6,218 at September 30, 1994 compared to 4,985 at September 30, 1993. No other individual factor contributed significantly to the decrease in revenues.

         Operating, general and administrative expense in the Manitowoc System increased $24,590, or approximately 5 percent, from $489,256 for the three month period ended September 30, 1993 to $513,846 for the comparable 1994 period. Operating, general and administrative expense in the Manitowoc System increased $43,786, or approximately 3 percent, from $1,452,750 for the nine month period ended September 30, 1993 to $1,496,536 for the comparable 1994 period. The increase in expense for the three and nine month periods was due primarily to increases in programming fees, personnel related costs and office related costs due to the increases in basic and pay subscribers. The increases in operating, general and administrative expenses were offset by decreases in copyright fees and system maintenance costs. No other individual factors contributed significantly to the increase in expense. Operating, general and administrative expense represented 59 percent of revenues for the three and nine month periods of 1993 compared to 63 percent and 61 percent, respectively, for the 1994 periods. Management fees and allocated overhead from the General Partner increased $5,704, or approximately 6 percent, from $97,408 for the three month period ended September 30, 1993 to $103,112 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $16,893, or approximately 6 percent, from $303,149 for the nine month period ended September 30, 1993 to $320,042 for the comparable 1994 period.
The increases for the three and nine month periods are due to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Venture.

         Depreciation and amortization expense in the Manitowoc System remained relatively constant for the three month periods ended September 30, 1993 and 1994. Depreciation and amortization expense in the Manitowoc System increased $3,013, or approximately 1 percent, from $386,654 for the nine month period ended September 30, 1993 to $389,667 for the comparable 1994 period. The increase for the nine month period was due to capital additions in 1993.

         Operating income decreased $36,371, or approximately 34 percent, from $106,673 for the three month period ended September 30, 1993 to $70,302 for the comparable 1994 period. Operating income decreased $82,467, or approximately 25 percent, from $327,750 for the nine month period ended September 30, 1993 to $245,283 for the comparable 1994 period. The decrease for the three and nine month periods was primarily due to the increase in operating, general and administrative expenses and allocated overhead from the General Partner and the decrease in revenues. Operating income before depreciation and amortization decreased $37,265, or approximately 16 percent, from $237,178 for the three month period ended September 30, 1993 compared to $199,913 for the comparable 1994 period. Operating income before depreciation and amortization decreased $79,454, or approximately 11 percent, from $714,404 for the nine month period ended September 30, 1993 compared to $634,950 for the comparable 1994 period. The decreases for both periods were due to the decrease in revenues as well as the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Venture, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and the General Partner incur cost increases due to, among other things, increase in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense for the Venture decreased $1,292, or approximately 52 percent, from $2,478 for the three month period ended September 30, 1993 to $1,186 for the comparable 1994 period. The decrease for the three month period was due to a lower outstanding balance on interest bearing obligations. Interest expense for the Venture increased $5,429, or approximately 87 percent, from $6,223 for the nine month period ended September 30, 1993 to $11,652 for the comparable 1994 period. The increase for the nine month period was due to higher outstanding balances on interest bearing obligations. The Venture incurred no costs associated with the litigation with the City of Manitowoc during the three and nine months periods ended September 30,1994 compared to $50,000 and $236,000 for the three and nine month periods ended September 30, 1993. Net income for the Venture increased $7,305, or approximately 9 percent, from $80,391 for the three month period ended September 30, 1993 to $87,696 for the comparable 1994 period. Net income for the Venture increased $111,923, or approximately 67 percent, from $168,074 for the nine month period ended September 30, 1993 to $279,997 for the comparable 1994 period. The increases for the three and nine month periods were due primarily to the decrease in litigation costs discussed above.

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

           27) Financial Data Schedule

        b) Reports on Form 8-K

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

                                               CABLE TV FUND 11-D
                                               BY: JONES INTERCABLE, INC.
                                                   General Partner



                                               By: /s/ Kevin P. Coyle
                                                   Kevin P. Coyle
                                                   Group Vice President/Finance
                                                   (Principal Financial Officer)


Dated:  November 9, 1994

                              INDEX TO EXHIBITS



                                               SEQUENTIALLY
EXHIBIT                                          NUMBERED
NUMBER                 DESCRIPTION                 PAGE
- - ------                 -----------             ------------
  27)               Financial Data Schedule

