Form 10-Q
period 1995-09-30
CABLE TV FUND 11-D LTD
filed 1995-11-14
CIK 741124

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                      Commission File Number:  0-13171


                          Cable TV Fund 11-D, Ltd.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                              84-0917842
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                          CABLE TV FUND 11-D, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS


                                                                        September 30,       December 31,
                 ASSETS                                                     1995               1994
                 ------                                                 -------------      -------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE                            $   2,643,723      $   2,499,225
                                                                        =============      =============

    PARTNERS' CAPITAL (DEFICIT)
    ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                 $       1,000      $       1,000
    Distributions                                                          (8,005,517)        (8,005,517)
    Accumulated earnings                                                    7,829,052          7,827,607
                                                                        -------------      -------------

                                                                             (175,465)          (176,910)
                                                                        -------------      -------------

  Limited Partners-
    Net contributed capital (50,000 units outstanding
      at September 30, 1995 and December 31, 1994)                         21,598,038         21,598,038
    Distributions                                                         (49,016,548)       (49,016,548)
    Accumulated earnings                                                   30,237,698         30,094,645
                                                                        -------------      -------------

                                                                            2,819,188          2,676,135
                                                                        -------------      -------------

          Total partners' capital (deficit)                             $   2,643,723      $   2,499,225
                                                                        =============      =============



            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                 For the Three Months Ended          For the Nine Months Ended
                                        September 30,                      September 30,
                                 --------------------------          -------------------------
                                    1995             1994              1995             1994
                                 --------          --------          --------         --------
EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE                   $77,759          $41,121           $144,498         $131,291
                                  -------          -------           --------         --------

NET INCOME                        $77,759          $41,121           $144,498         $131,291
                                  =======          =======           ========         ========

ALLOCATION OF NET INCOME:
  General Partner                 $   778          $   411           $  1,445         $  1,313
                                  =======          =======           ========         ========

  Limited Partners                $76,981          $40,710           $143,053         $129,978
                                  =======          =======           ========         ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                $  1.54          $   .81           $   2.86         $   2.60
                                  =======          =======           ========         ========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                50,000           50,000             50,000           50,000
                                  =======          =======           ========         ========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           CABLE TV FUND 11-D, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                               -------------------------
                                                                                  1995            1994
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 144,498       $ 131,291
Adjustments to reconcile net income to
  net cash used in operating activities:
    Equity in net income of cable television
      joint venture                                                             (144,498)       (131,291)
                                                                               ---------       ---------

Net cash used in operating activities                                                  -               -
                                                                               ---------       ---------

Cash, beginning of period                                                              -               -
                                                                               ---------       ---------

Cash, end of period                                                            $       -       $       -
                                                                               =========       =========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           CABLE TV FUND 11-D, LTD.
                           (A Limited Partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-D, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and Cable TV Joint Fund 11 (the "Venture"), in which the Partnership holds an approximate 47 percent interest. The General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly, and it holds an interest in a cable television system only through its investment in the Venture. Management fees paid by the Venture and attributable to the Partnership for the three and nine month periods ended September 30, 1995 (reflecting the Partnership's approximate 47 percent interest in the Venture) were $21,796 and $62,927, respectively, compared to $19,151 and $57,476, respectively, for the similar 1994 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc., is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 (reflecting the Partnership's approximate 47 percent interest in the Venture) were $32,276 and $96,239, respectively, compared to $29,198 and $92,592, respectively, for the similar 1994 periods.

(3) On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and it was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner has assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly-owned subsidiary of the General Partner. After its acquisition of the Manitowoc System, Jones Cable Holdings, Inc. intends to convey the Manitowoc System, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closing of the Manitowoc System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in early 1996 and the successful renewal and transfer of the Manitowoc System's franchise. There can be no assurance that these closing conditions will be satisfied. Closing of this sale is expected to occur during the first half of 1996. The Venture intends to distribute approximately $5,457,800 of the sale proceeds to the Partnership, which the Partnership will in turn distribute to its limited partners, giving the Partnership's limited partners an approximate return of $218 per $1,000 invested in the Partnership. After the Partnership distributes its portion of the proceeds from the sale of the Manitowoc System to its partners, the Partnership will be liquidated and dissolved.

         Negotiations relating to the renewal and transfer of the City of Manitowoc franchise are continuing. The term of the current franchise will expire, unless extended, on November 20, 1995. The General Partner cannot predict whether or when the renewal of the franchise will be concluded, but the General Partner is hopeful that renewal will be accomplished by the end of 1995. If the current franchise terminates and is not extended as renewed, the General Partner, on the Venture's behalf, will avail itself of all remedies and recourse granted to cable operators under federal and applicable state and local laws in order to preserve the Venture's right to provide cable services in the City of Manitowoc.

(4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                September 30,              December 31,
                  ASSETS                                            1995                      1994
                  ------                                       ---------------           ---------------
Cash and accounts receivable                                   $     3,708,668           $     2,521,713

Investment in cable television properties                            2,553,654                 2,724,042

Other assets                                                         1,911,260                 1,853,355
                                                               ---------------           ---------------

    Total assets                                               $     8,173,582           $     7,099,110
                                                               ===============           ===============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                           $        12,451           $        26,385

Payables and accrued liabilities                                     1,255,122                   474,880

Partners' contributed capital                                       45,000,000                45,000,000

Distributions                                                     (118,914,493)             (118,914,493)

Accumulated earnings                                                80,820,502                80,512,338
                                                               ---------------           ---------------

    Total liabilities and partners' capital                    $     8,173,582           $     7,099,110
                                                               ===============           ===============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                       For the Three Months Ended           For the Nine Months Ended
                                              September 30,                        September 30,
                                      ---------------------------        -------------------------------
                                        1995              1994              1995                1994
                                      ---------        ----------        -----------         -----------
Revenues                              $ 929,672        $  816,871        $ 2,684,022         $ 2,451,528

Operating expenses                     (560,668)         (513,846)        (1,735,366)         (1,496,536)
Management fees and
  allocated overhead from
  Jones Intercable, Inc.               (115,317)         (103,112)          (339,444)           (320,042)
Depreciation and amortization          (139,565)         (129,611)          (418,694)           (389,667)
                                      ---------        ----------        -----------         -----------

Operating income                        114,122            70,302            190,518             245,283

Interest expense                           (511)           (1,186)            (9,212)            (11,652)
Interest income                          52,013            18,408            125,834              53,970
Other, net                                  209               172              1,024              (7,604)
                                      ---------        ----------        -----------         -----------

             Net income               $ 165,833        $   87,696        $   308,164         $   279,997
                                      =========        ==========        ===========         ===========


         Management fees paid to Jones Intercable, Inc. by the Venture totaled $46,483 and $134,201 for the three and nine month periods ended September 30, 1995, respectively, and $40,843 and $122,576 for the three and nine month periods ended September 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $68,834 and $205,243 for the three and nine month periods ended September 30, 1995, respectively, and $62,269 and $197,466 for the three and nine month periods ended September 30, 1994, respectively.

                           CABLE TV FUND 11-D, LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                            RESULTS OF OPERATIONS


                             FINANCIAL CONDITION


         The Partnership owns an approximate 47 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has increased by $144,498, from $2,499,225 at December 31, 1994 to $2,643,723 at September 30, 1995. This
increase represents the Partnership's proportionate share of net income generated by the Venture during the first nine months of 1995.

         On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and it was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner has assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly-owned subsidiary of the General Partner. After its acquisition of the Manitowoc System, Jones Cable Holdings, Inc. intends to convey the Manitowoc System, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closing of the Manitowoc System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in early 1996 and the successful renewal and transfer of the Manitowoc System's franchise. There can be no assurance that these closing conditions will be satisfied. Closing of this sale is expected to occur during the first half of 1996. The Venture intends to distribute approximately $5,457,800 of the sale proceeds to the Partnership, which the Partnership will in turn distribute to its limited partners, giving the Partnership's limited partners an approximate return of $218 per $1,000 invested in the Partnership. After the Partnership distributes its portion of the proceeds from the sale of the Manitowoc System to its partners, the Partnership will be liquidated and dissolved.

         Negotiations relating to the renewal and transfer of the City of Manitowoc franchise are continuing. The term of the current franchise will expire, unless extended, on November 20, 1995. The General Partner cannot predict whether or when the renewal of the franchise will be concluded, but the General Partner is hopeful that renewal will be accomplished by the end of 1995. If the current franchise terminates and is not extended as renewed, the General Partner, on the Venture's behalf, will avail itself of all remedies and recourse granted to cable operators under federal and applicable state and local laws in order to preserve the Venture's right to provide cable services in the City of Manitowoc.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling approximately $1,441,600, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Venture expended approximately $221,000 for capital improvements in the Manitowoc System. These capital improvements were for various enhancements to maintain the value of the system and were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $52,000. These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded by cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at September 30, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         All of the Partnership's operations are generated through its approximate 47 percent interest in the Venture. Revenues of the Venture totaled $929,672 for the three month period ended September 30, 1995 compared to $816,871 for the comparable 1994 period, an increase of $112,801, or approximately 14 percent. Revenues of the Venture totaled $2,684,022 for the nine months ended September 30, 1995 compared to $2,451,528 for the comparable 1994 period, an increase of $232,494, or approximately 9 percent. An increase in the subscriber base accounted for approximately 47 percent and 79 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 802 subscribers, or approximately 8 percent, from 10,300 at September 30, 1994 to 11,102 at September 30, 1995. Premium service subscriptions increased 1,122, or approximately 18 percent, from 6,218 at September 30, 1994 to 7,340 at September 30, 1995. Rate adjustments during the second quarter of 1995 resulted in approximately 22 percent and 21 percent, respectively, of the increase in revenues for the three and nine month periods. No other individual factor contributed significantly to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Manitowoc System totaled $560,668 for the three month period ended September 30, 1995 compared to $513,846 for the comparable 1994 period, an increase of $46,822, or approximately 9 percent. Operating expenses in the Manitowoc System totaled $1,735,366 for the nine months ended September 30, 1995 compared to $1,496,536 for the comparable 1994 period, an increase of $238,830, or approximately 16 percent. Operating expenses represented 60 percent and 65 percent, respectively, of revenues for the three and nine months periods of 1995 and 63 percent and 61 percent, respectively, for the comparable 1994 periods. The increases in operating expenses for the three and nine month periods were due to increases in programming fees and marketing related costs, which were due, in part, to the increase in the subscriber base, and increases in property taxes. No other individual factor significantly affected the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $115,317 for the three month period ended September 30, 1995 compared to $103,112 for the comparable 1994 period, an increase of $12,205, or approximately 12 percent. Management fees and allocated overhead from the General Partner totaled $339,444 for the nine months ended September 30, 1995 compared to $320,042 for the comparable 1994 period, an increase of $19,402, or approximately 6 percent. The increases for the three and nine month periods were due to the increase in revenues, upon which such management fees are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense totaled $139,565 for the three month period ended September 30, 1995 compared to $129,611 for the comparable 1994 period, an increase of $9,954, or approximately 8 percent. Depreciation and amortization expense totaled $418,694 for the nine months ended September 30, 1995 compared to $389,667 for the comparable 1994 period, an increase of $29,027, or approximately 7 percent. The increases for the three and nine month periods were due to capital additions in 1994.

         Operating income totaled $114,122 for the three month period ended September 30, 1995 compared to $70,302 for the comparable 1994 period, an increase of $43,820, or approximately 62 percent. The increase for the three month period was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner, and depreciation and amortization expense. Operating income totaled $190,518 for the nine months ended September 30, 1995 compared to $245,283 for the comparable 1994 period, a decrease of $54,765, or approximately 22 percent. The decrease for the nine month period was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $253,687 for the three month period ended September 30, 1995 compared to $199,913 for the comparable 1994 period, an increase of $53,774, or approximately 27 percent. The increase for the three month period was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization totaled $609,212 for the nine months ended September 30, 1995 compared to $634,950 for the comparable 1994 period, a decrease of $25,738, or approximately 4 percent. The decrease for the nine month period was due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

         Interest expense for the Venture totaled $511 for the three month period ended September 30, 1995 compared to $1,186 for the comparable 1994 period, a decrease of $675, or approximately 57 percent. Interest expense for the Venture totaled $9,212 for the nine months ended September 30, 1995 compared to $11,652 for the comparable 1994 period, a decrease of $2,440, or approximately 21 percent. The decreases for the three and nine month periods were due to lower outstanding balances on capital lease obligations.

         Net income of the Venture totaled $165,833 for the three month period ended September 30, 1995 compared to $87,696 for the comparable 1994 period, an increase of $78,137, or approximately 89 percent. Net income of the Venture totaled $308,164 for the nine months ended September 30, 1995 compared to $279,997 for the comparable 1994 period, an increase of $28,167, or approximately 10 percent. The increase for the three and nine month periods was primarily due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             a)  Exhibits

                 27)  Financial Data Schedule

             b)  Reports on Form 8-K

                 1. Report on Form 8-K dated September 5, 1995 reported that on September 5, 1995, Cable TV Joint Fund 11, a joint venture among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships, entered into an asset purchase agreement pursuant to which it agreed to sell the cable television system serving the City of Manitowoc, Wisconsin to Jones Intercable, Inc. for a sales price of $15,735,667.

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

                                        CABLE TV FUND 11-D, LTD.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner


                                        By: S/ Kevin P. Coyle
                                            -------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule