Form 10-K
period 1995-12-31
CABLE TV FUND 11-D LTD
filed 1996-04-01
CIK 741124

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to _____________

Commission file number:           0-13171

                            CABLE TV FUND 11-D, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                         84-0917842
        --------                                         ----------
(State of Organization)                        (IRS Employer Identification No.)

                                                           (303) 792-3111
P.O. Box 3309, Englewood, Colorado 80155-3309              --------------
- ---------------------------------------------          (Registrant's telephone
(Address of principal executive office and Zip Code)   no. including area code)


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

      Yes   x                                    No
         -------                                   -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 -----------



               DOCUMENTS INCORPORATED BY REFERENCE:      None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Cable TV Fund 11-D, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-B, Ltd. ("Fund 11-B") and Cable TV Fund 11-C, Ltd. ("Fund 11-C") are the other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-A, Fund 11-B and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 47 percent interest, Fund 11-A owns an 18 percent interest, Fund 11-B owns an 8 percent interest and Fund 11-C owns a 27 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

         The Partnership does not directly own any cable television systems. The Partnership's only asset is its 47 percent ownership interest in the Venture, and the Venture's only asset is the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System").

         PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Manitowoc System obtained by the General Partner, and it was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner has assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner. The sale of the Manitowoc System is subject to a number of conditions, including approval of the transaction by the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture and approvals from governmental authorities and other third parties necessary to the transfer of the Manitowoc System to JCH. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

         In order to sell the Manitowoc System, the Venture must obtain the consent of the City of Manitowoc and third parties with whom the Venture has contracts related to the Manitowoc System, such as pole attachment agreements or other service agreements, to the transfer thereof. The Venture was unsuccessful in its efforts to sell the Manitowoc System in June 1990, at the time of the Venture's sale of its remaining Wisconsin cable television systems, due to the refusal of the City of Manitowoc to consent to the transfer of the system's franchise. Negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc System's franchise are continuing, and the Manitowoc System currently is being operated pursuant to a temporary extension of the franchise's term. The General Partner hopes that the City ultimately will agree to the renewal and transfer of the franchise and that the City will not take any action that will prevent the closing of the sale of the Manitowoc System, but given the current status of the Venture's negotiations with the City there can be no assurance that the sale will occur as planned.

         The General Partner intends to conduct votes of the limited partners of each of the four partnerships that comprise the Venture to seek their approval of the Manitowoc System's sale. Because the limited partners of each of the four partnerships that comprise the Venture previously approved the sale of the Manitowoc System in 1990 only to have such sale frustrated by the refusal by the City of Manitowoc to consent to the transfer of the Manitowoc System's franchise, the General Partner believes it prudent to conduct the votes of the limited partners only after the City of Manitowoc consents to the transfer of the franchise. As discussed above, there can be no assurance that the City will consent to the transfer of the Manitowoc System's franchise to JCH.

         If the proposed sale of the Manitowoc System is closed, the Venture will pay all of its indebtedness, which totaled $55,175 at December 31, 1995, including the $45,258 owed to the General Partner, and then the net sale proceeds and the Venture's cash on hand, which total $18,420,800, will be distributed to the four constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 47 percent of such proceeds, estimated to total approximately $8,637,300. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Manitowoc System's sale will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1995, as a result of the Manitowoc System's sale, the limited partners of the Partnership, as a group, will receive approximately $6,478,000 and the General Partner will receive approximately $2,159,300. Limited partners will receive $130 for each $500 limited partnership interest, or $259 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Manitowoc System's sale. Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Manitowoc System, limited partners of the Partnership will have received a total of $1,110 for each $500 limited partnership interest, or $2,220 for each $1,000 invested in the Partnership, taking into account the prior distribution to limited partners made in 1990. After the Partnership distributes its portion of the proceeds from the sale of the Manitowoc System to its partners, the Partnership will be dissolved and liquidated.

         Although it previously was announced that the General Partner intended to acquire and then transfer the Manitowoc System to Time Warner Entertainment Company, L.P. ("Time Warner") as part of a larger exchange of cable television systems between the General Partner and Time Warner, the General Partner and Time Warner have agreed to exclude the Manitowoc System from that exchange.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Manitowoc System. At December 31, 1995, the Manitowoc System's monthly basic service rate was $11.08, the monthly basic and tier ("basic plus") service rate was $20.66 and the monthly premium services ranged from $4.97 to $9.95 per premium service. In addition, the Venture earns revenues from pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $6.10 to $35.00; however, from time to time the Manitowoc System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Manitowoc System, basic service and tier service fees accounted for approximately 71% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 4% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Manitowoc System.

         FRANCHISES. The Venture holds one franchise for the City of Manitowoc, which technically has expired. Negotiations between the Venture and the City of Manitowoc with respect to the renewal of the Manitowoc System's franchise are continuing, and the Manitowoc System currently is being operated pursuant to a temporary extension of the franchise's term. The General Partner hopes that the City soon will agree to the renewal of the franchise, but given the current status of negotiations with the City, there can be no assurance of this. If the current franchise is not renewed, the General Partner, on the Venture's behalf, will avail itself of all remedies and recourse granted to cable operators under federal and applicable state and local laws in order to preserve the Venture's right to provide cable services in the City of Manitowoc. The Venture also would seek the return of the $1,850,000, plus interest, that the Venture deposited with the City of Manitowoc in connection with the settlement of the Venture's lawsuit against the City. The settlement agreement provides for the return of this amount to the Venture if the City fails to renew the franchise.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Venture nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner. The General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court. These provisions already have been challenged, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the General Partner on behalf of the Venture reduced rates charged for certain regulated services in the Manitowoc System effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

         After analyzing the effects of the two methods of rate regulation, the Venture complied with the new benchmark regulations and further reduced rates in the Manitowoc System.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Manitowoc System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Manitowoc System is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES

         The Manitowoc System was acquired by the Venture in April 1984. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Manitowoc System. The monthly basic service rates set forth herein represent the basic service rate charged to the majority of the subscribers within the Manitowoc System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Manitowoc System operated cable plant passing approximately 16,000 homes, representing an approximate 71% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

         MANITOWOC SYSTEM                                                 At December 31,
         ----------------                              -----------------------------------------------------
                                                          1995                  1994                 1993
                                                          ----                  ----                 ----
         Monthly basic plus service rate                  $20.66               $19.86               $21.95
         Basic subscribers                                11,436               10,834                9,768
         Pay units                                         7,726                7,091                5,296

                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 4,005.

Item 6.  Selected Financial Data

                                                                  For the Year Ended December 31,
                                        -------------------------------------------------------------------------------
Cable TV Fund 11-D, Ltd.*                   1995             1994               1993           1992             1991
- -------------------------                ----------       ----------        ----------      ----------       ----------
Revenues                                 $     -          $     -           $     -         $     -          $     -
Net Income                                  212,839          174,985           115,601         152,648          214,713
Net Income
  per Limited
  Partnership Unit                             4.21             3.46              2.29            3.02             4.25
Weighted Average
  Number of Limited
  Partnership Units
  Outstanding                                50,000           50,000            50,000          50,000           50,000
General Partner's
  Deficit                                  (174,782)        (176,910)         (178,660)       (179,816)        (181,342)
Limited Partners'
  Capital                                 2,886,846        2,676,135         2,502,900       2,388,455        2,237,333
Total Assets                              2,712,064        2,499,225         2,324,240       2,208,639        2,055,991
Debt                                           -                -                 -               -                -
General Partner
  Advances                                     -                -                 -               -                -


* Activity in Cable TV Fund 11-D, Ltd. is limited to its 47 percent equity interest in Cable TV Joint Fund 11. See selected financial data for Cable TV Joint Fund 11.


                                                                 For the Year Ended December 31,
                                        -------------------------------------------------------------------------------
Cable TV Joint Fund 11                      1995             1994              1993            1992             1991
- ----------------------                  -----------       ----------        ----------      ----------       ----------
Revenues                                 $3,632,675       $3,296,103        $3,292,675      $3,244,023       $3,019,516
Depreciation and
  Amortization                              545,237          522,593           517,441         499,110          481,071
Operating Income                            296,393          309,189           416,589         426,058          333,948
Net Income                                  453,912          373,181           246,536         325,547          457,909
Partners' Capital                         7,051,757        6,597,845         6,224,664       5,978,128        5,652,581
Total Assets                              7,504,046        7,099,110         6,610,142       6,723,916        6,137,193
Debt                                          9,917           26,385            20,129          29,188           28,738
Advances from
  Jones Intercable, Inc.                     45,258           72,764            32,825          52,745          227,810

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            CABLE TV FUND 11-D, LTD.

RESULTS OF OPERATIONS

         Substantially all of the Cable TV Fund 11-D, Ltd.'s (the "Partnership's") operations are generated through its 47 percent interest in Cable TV Joint Fund 11 ("Joint Fund 11"). Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11 should be reviewed for pertinent comments regarding the Partnership's performance as compared to prior periods.

FINANCIAL CONDITION

         The investment in Joint Fund 11, accounted for under the equity method, has increased by $212,839 to $2,712,064 at December 31, 1995 from $2,499,225 at December 31, 1994. This increase represents the Partnership's proportionate share of income generated by Joint Fund 11. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11.

         On September 5, 1995, Joint Fund 11 entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise Joint Fund 11 (the "Joint Venture Partners") in votes to be conducted in 1996 and the successful renewal and transfer of the Manitowoc System's franchise.

         If the proposed sale of the Manitowoc System is closed, Joint Fund 11 will pay all of its indebtedness, which totaled $55,175 at December 1995, including $45,258 owed to the General Partner, and then the net sales proceeds plus cash on hand will be distributed to Joint Fund 11's partners in proportion to their ownership interests in Joint Fund 11. The Partnership accordingly will receive 47 percent of such proceeds, estimated to total approximately $8,637,300. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Manitowoc System's sale will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1995, as a result of the Manitowoc System's sale, the limited partners of the Partnership, as a group, will receive approximately $6,478,000 and the General Partner will receive approximately $2,159,300. As a result, it is anticipated that the limited partners will receive approximately $130 for each $500 limited partnership interest, or approximately $259 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Manitowoc System's sale. After the Partnership distributes its portion of the proceeds from the sale of the Manitowoc System to its partners, the Partnership will be dissolved and liquidated.


                             CABLE TV JOINT FUND 11

RESULTS OF OPERATIONS

         1995 compared to 1994

         Revenues in Joint Fund 11's Manitowoc System totaled $3,632,675 in 1995 compared to $3,296,103 in 1994, an increase of $336,572, or approximately 10 percent. An increase in the subscriber base accounted for approximately 55 percent of the increase in revenues in 1995. The number of basic subscribers increased by 602 subscribers, or approximately 6 percent, to 11,436 at December 31, 1995 from 10,834 at December 31, 1994. The number of premium subscribers increased by 635 subscriptions, or approximately 9 percent, to 7,726 at December 31, 1995 from 7,091 at December 31, 1994. Basic service rate increases accounted for approximately 14 percent of the increase in revenues. An increase in advertising sales activity accounted for approximately 22 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Manitowoc System totaled $2,327,354 in 1995 compared to $2,026,763 in 1994, an increase of $300,591, or approximately 15 percent. Operating expenses represented approximately 64 percent of revenues in 1995 compared to approximately 61 percent of revenues in 1994. The increase in expenses was primarily due to an increase in programming fees, property tax expense and advertising sales related expenses. The increase in advertising sales related expenses was due, in part, to an increase in advertising sales activity. No other individual factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $463,691 for 1995 compared to $437,558 in 1994, an increase of $26,133, or approximately 6 percent. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner.

         Depreciation and amortization expense totaled $545,237 in 1995 compared to $522,593 in 1994, an increase of $22,644, or approximately 4 percent, due to capital additions in 1995 and 1994.

         Operating income totaled $296,393 in 1995 compared to $309,189 in 1994, a decrease of $12,796, or approximately 4 percent. The decrease was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $841,630 for 1995 compared to $831,782 in 1994, an increase of $9,848, or approximately 1 percent. The increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest income totaled $166,280 in 1995 compared to $87,134 in 1994, an increase of $79,146, or approximately 91 percent. This increase was due to higher cash balances and higher interest rates on interest-bearing accounts in 1995.

         Interest expense totaled $10,003 in 1995 compared to $15,716 in 1994, a decrease of $5,713, or approximately 36 percent. The decrease was due to lower outstanding balances on interest bearing obligations in 1995.

         Net income of Joint Fund 11 totaled $453,912 in 1995 compared to $373,181 in 1994, an increase of $80,731, or approximately 22 percent. The increase was due primarily to the increase in interest income.

         1994 compared to 1993

         Revenues in the Manitowoc System totaled $3,296,103 in 1994 compared to $3,292,675 in 1993, an increase of $3,428, or less than 1 percent. An increase in the subscriber base primarily accounted for the increase in revenues. Basic service subscribers increased 1,066, or approximately 11 percent, to 10,834 at December 31, 1994 from 9,768 at December 31, 1993. Premium service subscriptions increased 1,795, or approximately 34 percent, to 7,091 at December 31, 1994 from 5,296 at December 31, 1993. The increase in revenues would have been greater but for reductions in basic service rates due to basic service rate regulations issued by the FCC in May 1993 and February 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses in the Manitowoc System totaled $2,026,763 in 1994 compared to $1,947,068 in 1993, an increase of $79,695, or approximately 4 percent. The increase in operating expenses was due primarily to increases in programming fees and marketing related costs due to increases in basic service subscribers and premium service subscriptions. These increases were partially offset by a decrease in copyright fees. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 61 percent of revenues in 1994 compared to approximately 59 percent of revenues in 1993.

         Management fees and allocated overhead from the General Partner totaled $437,558 in 1994 compared to $411,577 in 1993, an increase of $25,981,
or approximately 6 percent.   The increase was due to an increase in allocated
expenses from the General Partner. The General Partner experienced increases in expenses in 1994.

         Depreciation and amortization expense totaled $522,593 in 1994 compared to $517,441 in 1993, an increase of $5,152, or approximately 1 percent, due to capital additions in 1994 and 1993.

         Operating income in the Manitowoc System totaled $309,189 in 1994 compared to $416,589 in 1993, a decrease of $107,400, or approximately 26 percent. The decrease was due to the increases in operating expenses, allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

         Interest expense for Joint Fund 11 totaled $15,716 in 1994 compared to $22,912 in 1993, a decrease of $7,196, or approximately 31 percent, due to a lower outstanding balance on interest bearing obligations. Other expense totaled $7,426 in 1994 compared to $248,912 in 1993, primarily as a result of Joint Fund 11 incurring costs associated with the litigation with the City of Manitowoc during 1993. No such costs were incurred in 1994.

         Net income for Joint Fund 11 totaled $373,181 in 1994 compared to $246,536 in 1993, an increase of $126,645, or approximately 51 percent, due primarily to the decrease in litigation costs discussed above.

FINANCIAL CONDITION

         On September 5, 1995, Joint Fund 11 entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and the General Partner's offer was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner. The closing of the sale will occur on a date upon which Joint Fund 11 and JCH mutually agree by September 30, 1996. The sale of the Manitowoc System is subject to a number of conditions, including approval of the transaction by the holders of a majority of the Partnership's limited partnership interests and approvals from governmental authorities and other third parties necessary to the transfer of the Manitowoc System. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

         In order to sell the Manitowoc System, Joint Fund 11 must obtain the consent of the City of Manitowoc and third parties with whom Joint Fund 11 has contracts related to the Manitowoc System, such as pole attachment agreements or other service agreements, to the transfer thereof. Joint Fund 11 was unsuccessful in its efforts to sell the Manitowoc System in June 1990, at the time of Joint Fund 11's sale of its remaining Wisconsin cable television systems, due to the refusal of the City of Manitowoc to consent to the transfer of the system's franchise. Negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc System's franchise are continuing, and the Manitowoc System currently is being operated pursuant to a temporary extension of the franchise's term until March 29, 1996. The General Partner hopes that the City ultimately will agree to the renewal and transfer of the franchise and that the City will not take any action that will prevent the closing of the sale of the Manitowoc System, but given the current status of negotiations with the City there can be no assurance that the sale will occur as planned.

         If the proposed sale of the Manitowoc System is closed, Joint Fund 11 intends to distribute the sale proceeds, after the repayment of debt, to Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd. Net sales proceeds plus Joint Fund 11's cash on hand, which are expected to total approximately $18,420,800, will be distributed as follows: Cable TV Fund 11-A, Ltd. will receive approximately $3,356,700; Cable TV Fund 11-B, Ltd. will receive approximately $1,432,700; Cable TV Fund 11-C, Ltd. will receive approximately $4,994,100 and Cable TV Fund 11-D, Ltd. will receive approximately $8,637,300. After Joint Fund 11 distributes the proceeds from the sale of the Manitowoc System to its partners, Joint Fund 11 will be liquidated and dissolved.

         Joint Fund 11 had no bank debt outstanding at December 31, 1995.

         During 1995, Joint Fund 11 expended approximately $311,000 for capital expenditures in the Manitowoc System. These expenditures were used for various projects to maintain the value of the system. These expenditures were funded from cash generated from operations.

         Capital expenditures in 1996 for the Manitowoc System will consist of expenditures necessary to maintain the value of the Manitowoc System until it is sold. Joint Fund 11 has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

REGULATION AND LEGISLATION

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including Joint Fund 11 effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or Joint Fund 11 in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on Joint Fund 11. See Item 1.

Item 8.  Financial Statements


                          CABLE TV FUND 11-D, LTD. AND
                             CABLE TV JOINT FUND 11

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX



                                                                             Page
                                                                   --------------------------
                                                                   11-D         Joint Fund 11
                                                                   ----         -------------

Report of Independent Public Accountants                            17               24

Balance Sheets                                                      18               25

Statements of Operations                                            19               27

Statements of Partners' Capital (Deficit)                           20               28

Statements of Cash Flows                                            21               29

Notes to Financial Statements                                       22               30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 11-D, Ltd.:

         We have audited the accompanying balance sheets of CABLE TV FUND 11-D, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 11-D, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                           /s/  ARTHUR ANDERSEN LLP
                                                ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 8, 1996.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                     December 31,
                                                          ---------------------------------

                         ASSETS                               1995                1994
                         ------                           ------------         ------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE              $  2,712,064         $  2,499,225
                                                          ============         ============


         PARTNERS' CAPITAL (DEFICIT)
         ---------------------------


PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   $      1,000         $      1,000
    Distributions                                           (8,005,517)          (8,005,517)
    Accumulated earnings                                     7,829,735            7,827,607
                                                          ------------         ------------

                                                              (174,782)            (176,910)
                                                          ------------         ------------

  Limited Partners-
    Net contributed capital
      (50,000 units outstanding at
      December 31, 1995 and 1994)                           21,598,038           21,598,038
    Distributions                                          (49,016,548)         (49,016,548)
    Accumulated earnings                                    30,305,356           30,094,645
                                                          ------------         ------------

                                                             2,886,846            2,676,135
                                                          ------------         ------------

                 Total partners' capital (deficit)        $  2,712,064         $  2,499,225
                                                          ============         ============



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                For the Year Ended December 31,
                                                            ------------------------------------------

                                                              1995             1994             1993
                                                            --------         --------         --------
EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                                  $212,839         $174,985         $115,601
                                                            --------         --------         --------


NET INCOME                                                  $212,839         $174,985         $115,601
                                                            ========         ========         ========


ALLOCATION OF NET INCOME:
  General Partner                                           $  2,128         $  1,750         $  1,156
                                                            ========         ========         ========

  Limited Partners                                          $210,711         $173,235         $114,445
                                                            ========         ========         ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                          $   4.21         $   3.46         $   2.29
                                                            ========         ========         ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                               50,000           50,000           50,000
                                                            ========         ========         ========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                      For the Year Ended December 31,
                                                 -------------------------------------------

                                                     1995          1994              1993
                                                 -----------     ----------       ----------
GENERAL PARTNER:
  Balance, beginning of year                     $ (176,910)     $ (178,660)      $ (179,816)
  Net income for year                                 2,128           1,750            1,156
                                                 ----------      ----------       ----------

  Balance, end of year                           $ (174,782)     $ (176,910)      $ (178,660)
                                                 ==========      ==========       ==========


LIMITED PARTNERS:
  Balance, beginning of year                     $2,676,135      $2,502,900       $2,388,455
  Net income for year                               210,711         173,235          114,445
                                                 ----------      ----------       ----------

  Balance, end of year                           $2,886,846      $2,676,135       $2,502,900
                                                 ==========      ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                           For the Year Ended December 31,
                                                       ---------------------------------------
                                                          1995          1994            1993
                                                       ---------     ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 212,839     $  174,985      $ 115,601
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in net income of cable
        television joint venture                        (212,839)      (174,985)      (115,601)
                                                       ---------      ---------      ---------

Net cash provided by operating activities                   -              -              -
                                                       ---------      ---------      ---------

Increase in cash                                            -              -              -

Cash, beginning of year                                     -              -              -
                                                       ---------      ---------      ---------

Cash, end of year                                      $    -         $    -         $    -
                                                       =========      =========      =========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-D, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 11-D, Ltd. ("the Partnership"), a Colorado limited partnership, was formed on January 24, 1984, under a public program sponsored by Jones Intercable, Inc. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. is the "General Partner" and manager of the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities. The Partnership owns a 47 percent interest in Cable TV Joint Fund 11 ("Joint Fund 11") through capital contributions made during 1984 of $21,100,000, net of commissions and syndicated costs. Joint Fund 11 owns and operates the cable television system serving the areas in and around the city of Manitowoc, Wisconsin (the "Manitowoc System").

         Proposed Sale of Cable Television System

         On September 5, 1995, Joint Fund 11 entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise Joint Fund 11 (the "Joint Venture Partners") in votes to be conducted in 1996 and the successful renewal and transfer of the Manitowoc System's franchise.

         If the proposed sale of the Manitowoc System is closed, Joint Fund 11 will pay all of its indebtedness, which totaled $55,175 at December 1995, including $45,258 owed to the General Partner, and then the net sales proceeds plus cash on hand will be distributed to Joint Fund 11's partners in proportion to their ownership interests in Joint Fund 11. The Partnership accordingly will receive 47 percent of such proceeds, estimated to total approximately $8,637,300. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Manitowoc System's sale will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1995, as a result of the Manitowoc System's sale, the limited partners of the Partnership, as a group, will receive approximately $6,478,000 and the General Partner will receive approximately $2,159,300. As a result, it is anticipated that the limited partners will receive approximately $130 for each $500 limited partnership interest, or approximately $259 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Manitowoc System's sale. After the Partnership distributes its portion of the proceeds from the sale of the Manitowoc System to its partners, the Partnership will be dissolved and liquidated.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture

         The Partnership's investment in Joint Fund 11 is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has increased by $212,839. This increase represents the Partnership's share of income generated by Joint Fund 11 during 1995. The operations of Joint Fund 11 are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of Joint Fund 11 on pages 25 to 33.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Joint Fund 11:

         We have audited the accompanying balance sheets of CABLE TV JOINT FUND 11 (a Colorado general partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Joint Fund 11 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                             /s/ ARTHUR ANDERSEN LLP
                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1996.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                         December 31,
                                                                 ---------------------------

                  ASSETS                                             1995            1994
                  ------                                         -----------     -----------
CASH                                                             $ 2,984,284     $ 2,429,603

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $6,374 and $4,412 at
  December 31, 1995 and 1994, respectively                           133,491          92,110

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           7,957,720       7,646,689
  Less- accumulated depreciation                                  (5,441,063)     (5,051,015)
                                                                 -----------     -----------

                                                                   2,516,657       2,595,674

  Franchise costs, net of accumulated amortization
    of $1,396,225 and $1,287,891  at
    December 31, 1995 and 1994, respectively                          -              108,334
  Subscriber lists, net of accumulated amortization
    of $257,775 and $237,741 at December 31, 1995
    and 1994, respectively                                            -               20,034
                                                                 -----------     -----------

           Total investment in cable television
             properties                                            2,516,657       2,724,042

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                    1,869,614       1,853,355
                                                                 -----------     -----------

           Total assets                                          $ 7,504,046     $ 7,099,110
                                                                 ===========     ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                   December 31,
                                                         ----------------------------------
         LIABILITIES AND PARTNERS' CAPITAL                    1995               1994
         ---------------------------------               ---------------    ---------------
LIABILITIES:
  Capital lease obligations                              $         9,917    $        26,385
  Accounts payable-
    Trade                                                            612             16,340
    Jones Intercable, Inc.                                        45,258             72,764
  Accrued liabilities                                            381,153            368,106
  Subscriber prepayments                                          15,349             17,670
                                                          --------------     --------------

                 Total liabilities                               452,289            501,265
                                                          --------------     --------------

PARTNERS' CAPITAL:
  Contributed capital                                         45,000,000         45,000,000
  Distributions                                             (118,914,493)      (118,914,493)
  Accumulated earnings                                        80,966,250         80,512,338
                                                          --------------     --------------

                                                               7,051,757          6,597,845
                                                          --------------     --------------

                 Total liabilities and
                   partners' capital                      $    7,504,046     $    7,099,110
                                                          ==============     ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                               For the Year Ended December 31,
                                                          --------------------------------------------
                                                             1995             1994            1993
                                                          -----------     -----------      ----------
REVENUES                                                  $3,632,675      $3,296,103       $3,292,675

COSTS AND EXPENSES:
  Operating expenses                                       2,327,354       2,026,763        1,947,068
  Management fees and allocated
    expenses from Jones Intercable, Inc.                     463,691         437,558          411,577
  Depreciation and amortization                              545,237         522,593          517,441
                                                          ----------      ----------       ----------

OPERATING INCOME                                             296,393         309,189          416,589
                                                          ----------      ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (10,003)        (15,716)         (22,912)
  Interest income                                            166,280          87,134          101,771
  Other, net                                                   1,242          (7,426)        (248,912)
                                                          ----------      ----------       ----------
                 Total other income (expense), net           157,519          63,992         (170,053)
                                                          ----------      ----------       ----------


NET INCOME                                                $  453,912      $  373,181       $  246,536
                                                          ==========      ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                 For the Year Ended December 31,
                                                          --------------------------------------------

                                                             1995             1994             1993
                                                          ----------       -----------      ----------
CABLE TV FUND 11-A, LTD. (18%):
  Balance, beginning of year                              $1,231,800       $1,163,806       $1,118,887
  Net income for year                                         82,703           67,994           44,919
                                                          ----------       ----------       ----------
  Balance, end of year                                    $1,314,503       $1,231,800       $1,163,806
                                                           ---------       ----------       ----------

CABLE TV FUND 11-B, LTD. (8%):
  Balance, beginning of year                              $  550,483       $  521,450       $  502,270
  Net income for year                                         35,314           29,033           19,180
                                                           ---------       ----------       ----------
  Balance, end of year                                    $  585,797       $  550,483       $  521,450
                                                           ---------       ----------       ----------

CABLE TV FUND 11-C, LTD. (27%):
  Balance, beginning of year                              $2,316,337       $2,215,168       $2,148,332
  Net income for year                                        123,056          101,169           66,836
                                                          ----------       ----------       ----------
  Balance, end of year                                    $2,439,393       $2,316,337       $2,215,168
                                                           ---------       ----------       ----------

CABLE TV FUND 11-D, LTD. (47%):
  Balance, beginning of year                              $2,499,225       $2,324,240       $2,208,639
  Net income for year                                        212,839          174,985          115,601
                                                          ----------       ----------       ----------
  Balance, end of year                                    $2,712,064       $2,499,225       $2,324,240
                                                          ----------       ----------       ----------


TOTAL:
  Balance, beginning of year                              $6,597,845       $6,224,664       $5,978,128
  Net income for year                                        453,912          373,181          246,536
                                                          ----------       ----------       ----------
  Balance, end of year                                    $7,051,757       $6,597,845       $6,224,664
                                                          ==========       ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                For the Year Ended December 31,
                                                          ---------------------------------------------
                                                             1995            1994               1993
                                                          ----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  453,912       $  373,181       $   246,536
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          545,237          522,593           517,441
      Increase in trade receivables                          (41,381)         (41,640)          (14,686)
      Increase in deposits, prepaid
        expenses and deferred charges                        (43,080)          (1,372)           (1,625)
      Increase (decrease) in trade accounts
        payable, accrued liabilities and
        subscriber prepayments                                (5,002)          69,592          (331,331)
      Increase (decrease) in amount due Jones
        Intercable, Inc.                                     (27,506)          39,939           (19,920)
                                                          ----------       ----------       -----------

         Net cash provided by operating activities           882,180          962,293           396,415
                                                          ----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   (311,031)        (379,930)         (248,223)
  Franchise renewal deposit                                     -                -           (1,850,000)
                                                          ----------       ----------       -----------

         Net cash used in investing activities              (311,031)        (379,930)       (2,098,223)
                                                          ----------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    -                18,264            -
  Repayment of debt                                          (16,468)         (12,008)           (9,059)
                                                          ----------       ----------       -----------

         Net cash provided by (used in)
           financing activities                              (16,468)           6,256            (9,059)
                                                          ----------       ----------       -----------

Increase (decrease) in cash                                  554,681          588,619        (1,710,867)

Cash, beginning of year                                    2,429,603        1,840,984         3,551,851
                                                          ----------       ----------       -----------

Cash, end of year                                         $2,984,284       $2,429,603       $ 1,840,984
                                                          ==========       ==========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                           $   10,003       $   15,716       $    22,912
                                                          ==========       ==========       ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Joint Fund 11 ("Joint Fund 11"), a Colorado general partnership, was formed on February 1, 1984, through a joint venture agreement made by and among Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-B, Ltd. ("Fund 11-B"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd ("Fund 11-D"), all Colorado limited partnerships (the "Joint Venture Partners"). Joint Fund 11 was formed to acquire, construct, develop and operate cable television systems. Joint Fund 11 owns and operates the cable television system serving the areas in and around the city of Manitowoc, Wisconsin (the "Manitowoc System"). Jones Intercable, Inc. ("Intercable"), who is the "General Partner" of each of the Joint Venture Partners, manages Joint Fund 11. Intercable and its subsidiaries also own and operate other cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Proposed Sale of Cable Television System

         On September 5, 1995, Joint Fund 11 entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and the General Partner's offer was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner. The closing of the sale will occur on a date upon which Joint Fund 11 and JCH mutually agree by September 30, 1996. The sale of the Manitowoc System is subject to a number of conditions, including approval of the transaction by the holders of a majority of the Partnership's limited partnership interests and approvals from governmental authorities and other third parties necessary to the transfer of the Manitowoc System. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

          In order to sell the Manitowoc System, Joint Fund 11 must obtain the consent of the City of Manitowoc and third parties with whom Joint Fund 11 has contracts related to the Manitowoc System, such as pole attachment agreements or other service agreements, to the transfer thereof. Joint Fund 11 was unsuccessful in its efforts to sell the Manitowoc System in June 1990, at the time of Joint Fund 11's sale of its remaining Wisconsin cable television systems, due to the refusal of the City of Manitowoc to consent to the transfer of the system's franchise. Negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc System's franchise are continuing, and the Manitowoc System currently is being operated pursuant to a temporary extension of the franchise's term until March 29, 1996. The General Partner hopes that the City ultimately will agree to the renewal and transfer of the franchise and that the City will not take any action that will prevent the closing of the sale of the Manitowoc System, but given the current status of negotiations with the City there can be no assurance that the sale will occur as planned.

         If the proposed sale of the Manitowoc System is closed, Joint Fund 11 will pay all of its indebtedness, which totaled $55,175 at December 1995, including $45,258 owed to the General Partner, and then the net sales proceeds plus cash on hand will be distributed to the Joint Venture Partners in proportion to their ownership interests in Joint Fund 11. The net sales proceeds will be distributed as follows: Fund 11-A will receive approximately $3,356,700; Fund 11-B will receive approximately $1,432,700; Fund 11-C will receive approximately $4,994,100 and Fund 11-D will receive approximately $8,637,300.

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

         All partnership distributions, including those made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses), from the sale or refinancing of partnership property and on dissolution of Joint Fund 11, are made to the partners also in proportion to their approximate respective interests in Joint Fund 11 as follows:

                 Cable TV Fund 11-A, Ltd.       18%
                 Cable TV Fund 11-B, Ltd.        8%
                 Cable TV Fund 11-C, Ltd.       27%
                 Cable TV Fund 11-D, Ltd.       47%
                                               ---

                                               100%
                                               ===

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Joint Fund 11's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property, Plant and Equipment

         Depreciation is determined using the straight-line method over the following estimated service lives:


         Cable distribution systems             5-15 years
         Equipment and tools                     3-5 years
         Buildings                                20 years
         Office furniture and equipment            5 years
         Vehicles                                  3 years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises and subscriber lists were amortized using the straight-line method over their estimated useful lives.

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Management Fees and Reimbursements

         Intercable manages Joint Fund 11 and receives a fee for its services equal to 5 percent of the gross revenues, excluding revenues from the sale of the cable television systems or franchises. Management fees paid to Intercable during 1995, 1994 and 1993 were $181,634, $164,805 and $164,634, respectively.

         Intercable is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs.

Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to Joint Fund 11. Allocations of personnel costs are primarily based upon actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. The amount of allocated overhead and administrative expenses charged to Joint Fund 11 during 1995, 1994 and 1993 was $282,057, $272,753 and $246,943, respectively.

         Joint Fund 11 was charged interest during 1995 at an average interest rate of 10.5 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowings. Total interest charged during 1995, 1994 and 1993 was $6,848, $13,306 and $21,071, respectively.

         Payments to/from Affiliates for Programming Services

         Joint Fund 11 receives programming from Superaudio, Mind Extension University, Jones Computer Network and Product Information Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $6,318, $6,105 and $6,040 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $6,759, $5,532 and $3,515 in 1995, 1994 and 1993, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $12,760 and $3,316 in 1995 and 1994, respectively.

         Joint Fund 11 receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to Joint Fund 11 totaling $4,559 and $510 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                    1995             1994
                                                -----------      -----------
         Cable distribution systems             $ 7,279,475      $ 6,957,103
         Equipment and tools                        259,414          249,348
         Office furniture and equipment             147,163          146,463
         Buildings                                  113,431          113,431
         Vehicles                                   158,237          180,344
                                                -----------      -----------

                                                  7,957,720        7,646,689
         Less - accumulated depreciation         (5,441,063)      (5,051,015)
                                                -----------      -----------

                                                $ 2,516,657      $ 2,595,674
                                                ===========      ===========

(5)      DEBT

         Debt consists of capital lease obligations with maturities of 1 to 4 years. Installments due on debt principal for the five years in the period ending December 31, 2000, respectively, are: $2,776, $2,776, $2,776, $1,589, and $-0-.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue to the partners of Funds 11-A, 11-B, 11-C and 11-D, which are general partners in Joint Fund 11.

         Joint Fund 11's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Joint

Fund 11's qualification as such, or in changes with respect to Joint Fund 11's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

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

(7)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION


         Supplementary profit and loss information is presented below:

                                                                   For the Year Ended December 31,
                                                             -----------------------------------------

                                                               1995            1994             1993
                                                             --------        --------         --------
         Maintenance and repairs                             $ 27,102        $ 41,329         $ 34,813
                                                             ========        ========         ========

         Taxes, other than income and
           payroll taxes                                     $124,403        $ 52,294         $ 57,152
                                                             ========        ========         ========

         Advertising                                         $ 62,160        $ 81,763         $ 56,930
                                                             ========        ========         ========

         Depreciation of property,
           plant and equipment                               $416,869        $379,817         $374,665
                                                             ========        ========         ========

         Amortization of intangible assets                   $128,368        $142,776         $142,776
                                                             ========        ========         ========

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

                 Glenn R. Jones                        66        Chairman of the Board and Chief Executive Officer
                 Derek H. Burney                       56        Vice Chairman of the Board
                 James B. O'Brien                      46        President and Director
                 Ruth E. Warren                        46        Group Vice President/Operations
                 Kevin P. Coyle                        44        Group Vice President/Finance
                 Christopher J. Bowick                 40        Group Vice President/Technology
                 George H. Newton                      61        Group Vice President/Telecommunications
                 Timothy J. Burke                      45        Group Vice President/Taxation/Administration
                 Raymond L. Vigil                      49        Group Vice President/Human Resources and Director
                 Cynthia A. Winning                    44        Group Vice President/Marketing
                 Elizabeth M. Steele                   44        Vice President/General Counsel/Secretary
                 Larry W. Kaschinske                   36        Controller
                 Robert E. Cole                        63        Director
                 William E. Frenzel                    67        Director
                 Donald L. Jacobs                      57        Director
                 James J. Krejci                       54        Director
                 John A. MacDonald                     42        Director
                 Raphael M. Solot                      62        Director
                 Daniel E. Somers                      48        Director
                 Howard O. Thrall                      48        Director
                 Robert B. Zoellick                    42        Director


         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate

Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S.-Canada Free Trade Agreement. In
July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner
in March 1996.   Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.


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

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses.
These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

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

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Manitowoc System. In consideration, the revenues generated from the third parties are shared between PIN and the Venture. During the year ended December 31, 1995, the Venture received revenues from PIN of $4,559.

         The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

                                                                                   At December 31,
                                                               --------------------------------------------------------
         Cable TV Joint Fund 11                                    1995                 1994                 1993
         ----------------------                                    ----                 ----                 ----
         Management fees                                        $  81,634            $   64,805           $   64,634
         Allocation of expenses                                   282,057               272,753               46,943
         Interest on advances paid to the General Partner           6,848                13,306                1,071
         Amount of advances outstanding                            45,258                72,764                2,825
         Highest amount of advances outstanding                    77,215                72,764                2,745
         Programming fees:
                 Superaudio                                         6,318                 6,105                 ,040
                 Mind Extension University                          6,759                 5,532                 ,515
                 Jones Computer Network                            12,760                  ,316                   0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.          See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.               The following exhibits are filed herewith.

     2.1         Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and Jones Intercable,
                 Inc. relating to the Manitowoc System.  (1)

     4.1         Limited Partnership Agreements of Cable TV Funds 11-A, 11-B, 11-C and 11-D.  (2)

     10.1.1      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Manitowoc, Wisconsin. (Joint Fund 11)  (2)

     27          Financial Data Schedule
- ----------

     (1)         Incorporated by reference from Registrant's Current Report on Form 8-K dated September 8, 1995.

     (2)         Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31,
                 1985.

(b)              Reports on Form 8-K.

                 None.

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

                                            CABLE TV FUND 11-D, LTD.
                                            a Colorado limited partnership
                                            By:      Jones Intercable, Inc.

                                            By:      /s/ Glenn R. Jones
                                               ---------------------------------
                                               Glenn R. Jones
                                               Chairman of the Board and Chief
Dated:       March 25, 1996                    Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By:      /s/ Glenn R. Jones
                                            ------------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:       March 25, 1996                 (Principal Executive Officer)


                                   By:      /s/ Kevin P. Coyle
                                            ------------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
Dated:       March 25, 1996                 (Principal Financial Officer)


                                   By:      /s/ Larry Kaschinske
                                            ------------------------------------
                                            Larry Kaschinske
                                            Controller
Dated:       March 25, 1996                 (Principal Accounting Officer)


                                   By:      /s/ James B. O'Brien
                                            ------------------------------------
                                            James B. O'Brien
Dated:       March 25, 1996                 President and Director


                                   By:      /s/ Raymond L. Vigil
                                            ------------------------------------
                                            Raymond L. Vigil
Dated:       March 25, 1996                 Group Vice President and Director


                                   By:      /s/ Derek H. Burney
                                            ------------------------------------
                                            Derek H. Burney
Dated:       March 25, 1996                 Director

                                   By:
                                            ------------------------------------
                                            Robert E. Cole
Dated:                                      Director


                                   By:      /s/ William E. Frenzel
                                            ------------------------------------
                                            William E. Frenzel
Dated:       March 25, 1996                 Director


                                   By:      /s/ Donald L. Jacobs
                                            ------------------------------------
                                            Donald L. Jacobs
Dated:       March 25, 1996                 Director


                                   By:      /s/ James J. Krejci
                                            ------------------------------------
                                            James J. Krejci
Dated:       March 25, 1996                 Director


                                   By:      /s/ John A. MacDonald
                                            ------------------------------------
                                            John A. MacDonald
Dated:       March 25, 1996                 Director


                                   By:
                                            ------------------------------------
                                            Raphael M. Solot
Dated:                                      Director


                                   By:      /s/ Daniel E. Somers
                                            ------------------------------------
                                            Daniel E. Somers
Dated:       March 25, 1996                 Director


                                   By:      /s/ Howard O. Thrall
                                            ------------------------------------
                                            Howard O. Thrall
Dated:       March 25, 1996                 Director


                                   By:      /s/ Robert B. Zoellick
                                            ------------------------------------
                                            Robert B. Zoellick
Dated:       March 25, 1996                 Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                 DESCRIPTION
- ------                                                 -----------
     2.1         Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and Jones Intercable,
                 Inc. relating to the Manitowoc System.  (1)

     4.1         Limited Partnership Agreements of Cable TV Funds 11-A, 11-B, 11-C and 11-D.  (2)

     10.1.1      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Manitowoc, Wisconsin. (Joint Fund 11)  (2)

     27          Financial Data Schedule
- ----------

     (1)         Incorporated by reference from Registrant's Current Report on Form 8-K dated September 8, 1995.

     (2)         Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31,
                 1985.